Form 10KSB
period 1996-12-25
DECHTAR DIRECT INC
filed 1997-04-28
CIK 1008850

                            SPECIAL FINANCIAL REPORT
                                 ON FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

[ ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

* Special Financial Report Filed Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934--Contains only Financial Statements for the fiscal year ended December 25, 1996.

Commission File Number:  0-28818
                             ----------------------

                               DECHTAR DIRECT INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

          California                                        94-3100168
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

                245 11th Street, San Francisco, California 94103
                ------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (415) 863-3005

Securities registered pursuant to Section 12(b) or 12(g) of the Exchange Act:

                                      None
                              ---------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes              No  X
                                              ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for its most recent fiscal year: $9,229,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a date within the past 60 days: N/A (initial public offering not completed)

The number of shares outstanding of the registrant's Common Stock was 12,887,000 as of April 15, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 22, 1997             DECHTAR DIRECT INC.



                                   By: /s/ Terri N. Hess
                                      ---------------------------------
                                           Terri N. Hess
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Name                        Title                          Date
          ----                        -----                          ----

    /s/ Terri N. Hess         Director, Chief Executive         April 22, 1997
------------------------      Officer, Secretary
      Terri N. Hess           (principal Executive Officer)

  /s/ Thomas L. Lackman       Director, President, Chief        April 22, 1997
------------------------      Financial Officer (Principal
    Thomas L. Lackman         Financial and Accounting
                              Officer)

*  /s/ Brian M. Wright        Director                          April 22, 1997
------------------------
     Brian M. Wright

*  /s/ Melissa J. Shane       Director                          April 22, 1997
------------------------
     Melissa J. Shane

*  /s/ Andrew A. August       Director                          April 22, 1997
------------------------
     Andrew A. August

*   /s/ John C. Gibson        Director                          April 22, 1997
------------------------
      John C. Gibson



*By: /s/ Thomas L. Lackman
    -------------------------
     Attorney-in-Fact

                              DECHTAR DIRECT, INC.


                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .    2

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . .    5

Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . .    6

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .    8

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . .   10

INDEPENDENT AUDITORS' REPORT



Board of Directors
DechTar Direct, Inc.
San Francisco, California


We have audited the accompanying balance sheets of DechTar Direct, Inc., a California corporation, as of December 27, 1995, and December 25, 1996, and the related statements of income, stockholders' equity, and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DechTar Direct, Inc., as of December 27, 1995, and December 25, 1996, and the results of its operations and cash flows for the fiscal years then ended in conformity with generally accepted accounting principles.


STONEFIELD JOSEPHSON
ACCOUNTANCY CORPORATION


San Francisco, California
March 7, 1997

                              DECHTAR DIRECT, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                           DECEMBER 27,        DECEMBER 25,
                                               1995                1996
                                           ------------        ------------
CURRENT ASSETS:

   Cash                                    $    194,329        $     11,003
   Accounts receivable, net                     245,585             511,730
   Due from affiliates                          353,090             681,691
   Prepaid marketing expense                  1,208,311           1,280,989
   Prepaid expenses                              46,029              17,020
                                           ------------        ------------

      Total current assets                    2,047,344           2,502,433

PROPERTY AND EQUIPMENT, NET                     617,952             865,009

OTHER ASSETS:

   Mailing list development costs, net        1,128,082           1,418,276
   Purchased mailing lists, net                 400,769             340,510
   Deferred stock offering costs                 -                  425,508
   Deposits                                      28,600              34,190
   Other assets                                  -                    2,181
                                           ------------        ------------

      Total other assets                      1,557,451           2,220,665
                                           ------------        ------------

      Total assets                         $  4,222,747        $  5,588,107
                                           ------------        ------------
                                           ------------        ------------


See accompanying independent auditors' report and notes to financial statements.

                              DECHTAR DIRECT, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   DECEMBER 27,    DECEMBER 25,
                                                       1995            1996
                                                   ------------    ------------
CURRENT LIABILITIES:

   Notes payable                                    $   241,579     $   254,632
   Note payable, stockholder                              7,839          32,588
   Capital leases                                        15,895          40,600
   Accounts  payable and accrued expenses             1,591,084       1,787,765
   Deferred income taxes                                484,722         514,584
                                                    -----------     -----------

      Total current liabilities                       2,341,119       2,630,169

NOTES PAYABLE                                           352,755         240,705

CAPITAL LEASES                                           18,150          49,848

DEFERRED INCOME TAXES                                   183,212          58,554

DEFERRED REVENUE                                        208,176         782,560

COMMON STOCK SUBJECT TO REDEMPTION,
   1,680,000 SHARES AT DECEMBER 27, 1995, AND
   DECEMBER 25, 1996                                      5,033           5,033

STOCKHOLDERS' EQUITY:
   Common stock, 25,000,000 shares authorized,
      10,920,000 and 11,207,000 shares issued
      and outstanding at December 27, 1995, and
      December 25, 1996, respectively                    12,626         433,626
   Preferred stock A, $10 par value, 10,000,000
      shares authorized, 60,630 and 57,730 shares
      issued and outstanding at December 27, 1995,
      and December 25, 1996                             552,691         470,478
   Preferred stock B, $3 par value, 300,000 shares
      authorized, 180,000 shares issued and
      outstanding at December 25, 1996                     -            533,978
   Retained earnings                                    548,985         383,156
                                                    -----------     -----------

      Total stockholders' equity                      1,114,302       1,821,238
                                                    -----------     -----------

      Total liabilities and stockholders' equity    $ 4,222,747     $ 5,588,107
                                                    -----------     -----------
                                                    -----------     -----------


See accompanying independent auditors' report and notes to financial statements.

                              DECHTAR DIRECT, INC.
                              STATEMENTS OF INCOME


                                                 DECEMBER 27,   DECEMBER 25,
                                                     1995           1996
                                                 ------------   ------------

Revenue                                           $7,742,585     $9,229,063

Cost of revenue                                    5,038,230      6,650,490
                                                  ----------     ----------

Gross profit                                       2,704,355      2,578,573

Selling, general and
   administrative expense                          2,311,497      2,768,966
                                                  ----------     ----------

Income (loss) from operations                        392,858       (190,393)

Interest expense, net                                163,765         69,428
                                                  ----------     ----------

Net income (loss) before income taxes                229,093       (259,821)

Provision (benefit) for income taxes                 107,920        (93,992)
                                                  ----------     ----------

Net income (loss)                                 $  121,173     $ (165,829)
                                                  ----------     ----------
                                                  ----------     ----------

Net income (loss) per share                       $     0.01     $    (0.01)
                                                        ----          -----
                                                        ----          -----

Common equivalent shares outstanding
   for 1995; weighted average common
   shares outstanding for 1996                    12,600,000     13,234,789
                                                  ----------     ----------
                                                  ----------     ----------


See accompanying independent auditors' report and notes to financial statements.

                              DECHTAR DIRECT, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       PREFERRED STOCK
                                                       -------------------------------------------------
                                   COMMON STOCK               SERIES A                  SERIES B
                             -----------------------   -----------------------   -----------------------   RETAINED
                               SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT     EARNINGS
                             ----------   ----------   ----------   ----------   ----------   ----------   --------
Balance, December 28,
  1994                       10,640,000     $11,201          -           -             -           -       $427,812

  Net income, 1995                 -           -             -           -             -           -        121,173

  Issuance of common
  stock--non-cash             1,400,000       5,525          -           -             -           -           -

  Less shares subject
  to redemption              (1,120,000)     (4,100)         -           -              -           -          -

  Issuance of Series A
  preferred stock -
  non-cash                         -           -           52,630    $526,300          -           -           -

  Issuance of Series A
  preferred stock -
  cash                             -           -            8,000      80,000          -           -           -

  Stock offering costs             -           -             -        (53,609)         -           -           -
                             ----------   ---------   -----------   ---------   -----------   ---------   ---------
Balance, December 27,
1995                         10,920,000     $12,626        60,630    $552,691          -           -       $548,985

                           (CONTINUED ON NEXT PAGE)


See accompanying independent auditors' report and notes to financial statements.




                              DECHTAR DIRECT, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

                                                                       PREFERRED STOCK
                                                       -------------------------------------------------
                                   COMMON STOCK               SERIES A                  SERIES B
                             -----------------------   -----------------------   -----------------------   RETAINED
                               SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT     EARNINGS
                             ----------   ----------   ----------   ----------   ----------   ----------   --------
  Net loss, year ended
  December 25, 1996                -           -             -           -             -           -      $(165,829)

  Issuance of common
  stock -- non-cash               7,000    $ 21,000          -           -             -           -           -

  Issuance of Series A
  preferred stock -
  non-cash                         -           -            3,000    $ 30,000          -           -           -

  Issuance of Series A
  preferred stock -
  cash                             -           -           34,100     341,000          -           -           -

  Issuance of Series B
  preferred stock -
  cash                             -           -             -           -          180,000    $540,000        -

  Conversion of Series A
  preferred stock to
  common stock                  280,000     400,000       (40,000)   (400,000)         -           -           -

  Stock offering costs             -           -             -        (53,213)         -         (6,022)       -
                             ----------   ---------   -----------   ---------   -----------   ---------   ---------

Balance, December 25,
  1996                       11,207,000    $433,626        57,730    $470,478       180,000    $533,978    $383,156
                             ----------   ---------   -----------   ---------   -----------   ---------   ---------
                             ----------   ---------   -----------   ---------   -----------   ---------   ---------


See accompanying independent auditors' report and notes to financial statements.

                              DECHTAR DIRECT, INC.
                            STATEMENTS OF CASH FLOWS


                                                   DECEMBER 27,    DECEMBER 25,
                                                       1995            1996
                                                   ------------    ------------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
  Net income (loss)                                 $  121,173      $ (165,829)
  Adjustments to reconcile net cash
  provided by operating activities:
    Depreciation and amortization:
      Mailing list development costs                   198,895         276,174
      Purchased mailing lists                           38,744          65,753
      Property and equipment                           185,230         208,458
    Deferred income taxes                              107,120         (94,796)
    Loss on asset disposal                              11,522           9,333
    Preferred stock issued for services rendered          -             30,000
    Common stock issued as compensation                  5,525          21,000
    Bad debts                                            6,705           8,783
  (Increase) decrease in operating assets:
    Accounts receivable                               (100,371)       (274,928)
    Due from affiliates                               (296,966)       (328,601)
    Prepaid marketing expense                         (183,106)        (72,678)
    Prepaid expenses                                    84,763          29,009
    Deposits                                             6,000          (5,590)
Increase in operating liabilities:
    Accounts payable and accrued expenses              661,629         196,681
    Deferred revenue                                    87,262         574,384
                                                    ----------      ----------
      Net cash provided by operating activities        934,125         477,153
                                                    ----------      ----------

CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
  Costs for development of mailing lists              (423,462)       (566,368)
  Payments to acquire property and equipment          (419,938)       (396,827)
  Advances to (payments from) stockholder             (197,648)         36,749
  Costs for purchases of mailing lists                 (45,637)         (5,494)
  Proceeds from sale of property and equipment          10,000          15,450
  Payments to acquire other assets                        -             (2,181)
                                                    ----------      ----------
     Net cash used for investing activities         (1,076,685)       (918,691)
                                                    ----------      ----------

                            (CONTINUED ON NEXT PAGE)


See accompanying independent auditors' report and notes to financial statements.

                              DECHTAR DIRECT, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                   DECEMBER 27,    DECEMBER 25,
                                                       1995            1996
                                                   ------------    ------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
  Proceeds from notes payable                       $  444,000      $  400,000
  Payments on notes payable                           (149,800)       (498,997)
  Payments on notes payable, stockholder                  -            (12,000)
  Payments on capital leases                           (14,964)        (27,048)
  Proceeds from issuance of preferred stock,
    net of $53,609 and $59,235, respectively,
    of stock offering costs                             26,391         821,765
  Deferred stock offering costs                           -           (425,508)
                                                    ----------      ----------
      Net cash provided by financing activities        305,627         258,212
                                                    ----------      ----------
Net increase (decrease) in cash                        163,067        (183,326)

Cash at beginning of period                             31,262         194,329
                                                    ----------      ----------

Cash at end of period                               $  194,329      $   11,003
                                                    ----------      ----------
                                                    ----------      ----------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Interest paid                                     $  168,733      $   90,458
                                                    ----------      ----------
                                                    ----------      ----------

  Income taxes paid                                 $      800      $      800
                                                    ----------      ----------
                                                    ----------      ----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Purchased mailing lists from majority
  stockholder in exchange for:
    Notes payable                                   $  322,000            -
    Offset of loan                                    (285,420)           -
    Offset of interest receivable                      (28,741)           -
                                                    ----------      ----------
                                                    $    7,839      $     -
                                                    ----------      ----------
                                                    ----------      ----------

Capital lease obligations incurred                  $   20,894      $   83,451
                                                    ----------      ----------
                                                    ----------      ----------

Converted notes payable to preferred stock          $  526,300      $     -
                                                    ----------      ----------
                                                    ----------      ----------

Preferred stock issued for services rendered        $     -         $   30,000
                                                    ----------      ----------
                                                    ----------      ----------

Common stock issued as compensation                 $    5,525      $   21,000
                                                    ----------      ----------
                                                    ----------      ----------

Converted preferred stock to common stock           $     -         $  400,000
                                                    ----------      ----------
                                                    ----------      ----------

                              DECHTAR DIRECT, INC.
                            STATEMENTS OF CASH FLOWS


See accompanying independent auditors' report and notes to financial statements.

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FISCAL YEAR

The Company's fiscal year ends on the fourth Wednesday in December.

BUSINESS

The San Francisco-based Company provides lead generation, order processing, administrative, agency, advertising and mailing list rental services for adult mail-order catalog companies throughout the United States and Canada.

Approximately 57% for 1995 and 43% for 1996 of the Company's revenue was generated from the catalog lead generation program. This program produces qualified direct-mail leads for client mail-order companies and other direct-mail and publishing companies through space advertisements, package inserts and the Company's "catalog of catalogs."

Respondents to advertisements request specific client catalogs. The Company processes the resulting orders and provides consumer names and addresses to participating clients for a fee. Additionally, the Company receives fees for catalog order processing and related services. Clients mail the requested catalogs and product orders directly to the consumer, their customer.

The balance of the Company's revenues are from name list rental, advertising space sales, print and mailing service brokerage, and other agency services including creative design, prepress production, desktop publishing, advertising and mail insert resales, space and circulation planning and consulting.

PREPAID MARKETING EXPENSE

Pursuant to the American Institute of Certified Public Accountants' Statement of Position 93-7, the Company initially capitalizes media advertising expenditure costs that are designed to generate direct sales for its catalog lead generation program. These costs are charged to operations over a six-month period, the time frame in which the related revenue is expected to be earned.

MAILING LISTS

The Company capitalizes costs relating to development of mailing lists and records purchased mailing lists at cost. For financial reporting purposes, mailing lists are amortized over their estimated revenue-producing life of seven years. For income tax purposes, purchased mailing lists are amortized over fifteen years and developed mailing list costs are charged to operations when incurred.

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On an ongoing basis, at least quarterly, management reviews the value and period of amortization of its mailing lists. During this review, the Company reevaluates the significant assumptions used in determining the original costs of internally developed lists, together with assumptions regarding revenue growth, cash flows and other indicators of value in accordance with Statement of Financial Standards No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of). Management then determines whether there has been a permanent impairment of value of its mailing lists, based upon current circumstances, and records writedowns as appropriate.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives, generally five years, by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. For assets included as capital leases, amortization is based upon the lease term and is included with depreciation expense.

REVENUE RECOGNITION

Revenue is recognized when services are provided. Customer payments received in advance are deferred until the services are provided.

CONCENTRATION OF CREDIT RISK

Revenue: During 1995 and 1996, the Company's largest customer, an entity owned by the Company's majority stockholder, accounted for approximately 27% and 39%, respectively, of the total revenue for the year. Services to this entity are billed monthly and are paid in accordance with standard credit terms.

Source of Supply: Substantially all catalogs are printed and mailed by a midwest printing company. The Company believes that alternative printing sources are available without a significant increase in cost or of material disruption of its mailing services.

INCOME TAXES

Deferred income taxes are provided for the temporary differences between financial statements and income tax returns. Differences result primarily from prepaid marketing expense, mailing lists and utilization of net operating losses.

EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of common shares outstanding during each year. The number of shares outstanding was adjusted to reflect a 16-for-1 stock split on December 20, 1995, and a 7-for-1 stock split on April 26, 1996. Common stock equivalents were excluded because their effect was immaterial.

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The 1,400,000 shares issued during 1995 were at a price significantly less than the anticipated public offering price. They have been treated as outstanding for earnings per share computation purposes.

ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES

During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which applies the fair-value method of accounting for stock-based compensation plans. In accordance with this recently issued standard, the Company expects to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Beginning with 1996, the Company discloses pro forma net income (loss) and earnings (loss) per share.

LEGAL ENVIRONMENT

Because a portion of the Company's business includes clientele that offer sexually oriented materials, the Company may be subject to heightened scrutiny by officials seeking to enforce federal or state obscenity laws. The initiation of such proceedings could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company is not now and has not been subject to any law enforcement proceeding, nor is it aware of any such proceedings previously directed at entities other than the primary producers of adult materials. The Company employs compliance procedures in the form of, among other things, controls and written policies to assure, in management's opinion, adherence to all applicable federal, state and local laws and regulations.

RECLASSIFICATION

Certain reclassifications have been made to the December 27, 1995, financial statements in order to conform to the 1996 presentation.


NOTE 2 - RELATED PARTIES

Due from affiliates year-end balances consists of the following:

                                                      1995         1996
                                                      ----         ----

     Active company owned by the majority
       stockholder, for services rendered           $324,803     $664,604
     Inactive company owned by the majority
       stockholder                                    18,287       17,087
     Active company owned by the majority
       stockholder, for note payable                  10,000         -
                                                    --------     --------

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


                                                    $353,090     $681,691
                                                    --------     --------
                                                    --------     --------

NOTE 2 - RELATED PARTIES (CONTINUED)

Since its inception, the Company's largest client has been Voyages Catalog Group, Inc. ("VCG"), a company which markets adult-oriented products. VCG is owned by Terri N. Hess, the principal stockholder and Chief Executive Officer of the Company.

Under an agreement dated January 1, 1996, the Company agreed to provide to VCG certain services and granted VCG certain pricing discounts at below the rates normally charged to the Company's other clients primarily based upon volume.
VCG agreed to use the Company as its first resource for such services. In addition, the Company, pursuant to an agreement for management consulting services, pays $6,500 per month to VCG for consulting services, including assistance with the development of catalog, marketing and advertising strategies. Pursuant to the foregoing agreements, VCG purchased services from the Company in an aggregate amount of $2,093,089 and $3,545,958 during 1995 and 1996, respectively. The Company believes that each of its contracts with VCG was entered into on terms and at prices no less favorable than the Company could have received from an unaffiliated party.

The Company's September 1995 employment agreement with its current President and Chief Operating Officer granted him 1,120,000 shares of common stock, as adjusted to reflect stock splits in December 1995 and April 1996, and an option to purchase 10,000 shares of Series A preferred stock, or a comparable series of preferred stock, convertible into 1,120,000 shares of common stock, for a period of five years at an adjusted exercise price of $1.43 per share of common stock. The Company and its majority stockholder together have an obligation to repurchase the granted shares (but not any shares acquired under the option agreement) in the event of termination of employment with the Company for any reason.

During 1991, the Company issued 560,000 shares of common stock, as adjusted to reflect stock splits in December 1995 and April 1996, to a current officer and director under the terms of an incentive stock bonus agreement effective in January 1992. In the event of death or involuntary termination of employment without cause, the Company has an obligation to repurchase these shares at the greater of $0.09 per share or fair market value. Lesser amounts are to be paid in the event of voluntary termination or termination with cause.


NOTE 3 - PREPAID MARKETING EXPENSE

Prepaid marketing expense consists of the following:

                                                     1995            1996
                                                     ----            ----

     Media advertising expenditures             $15,509,166     $19,770,869
     Less accumulated amortization               14,300,855      18,489,880
                                                -----------     -----------
                                                $ 1,208,311     $ 1,280,989
                                                -----------     -----------
                                                -----------     -----------

Amortization totaled $3,319,369 and $4,189,025 for 1995 and 1996, respectively.

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         1995           1996
                                                         ----           ----

     Computer equipment and software                $   493,188    $   880,388
     Equipment                                          208,052        241,852
     Leasehold improvements                             145,279        156,562
     Furniture and fixtures                             137,396        143,194
     Automobiles                                         58,415         15,659
                                                    -----------    -----------
                                                      1,042,330      1,437,655
     Less accumulated depreciation and amortization     424,378        572,646
                                                    -----------    -----------
                                                    $   617,952    $   865,009
                                                    -----------    -----------
                                                    -----------    -----------


NOTE 5 - MAILING LISTS

Mailing lists consist of the following:

                                                         1995           1996
                                                         ----           ----
  Developed mailing lists:
      Beginning balance                             $ 1,123,795    $ 1,547,253
                                                    -----------    -----------
      External marketing costs capitalized:
        Advertising - space ads                         211,425        279,457
        List rental and insert fees                      64,321        113,804
        Printing and mailing                             56,742         48,725
        Catalog postage                                  34,265         79,186

      Internal direct marketing costs capitalized:
        Payroll                                          39,622         31,415
        Office, occupancy and depreciation               17,087         13,785
                                                    -----------    -----------
        Total costs capitalized                         423,462        566,372
                                                    -----------    -----------

      Less accumulated amortization:
        Beginning balance                               220,280        419,175
        Current amortization                            198,895        276,174
                                                    -----------    -----------
          Accumulated amortization                      419,175        695,349
                                                    -----------    -----------

      Ending balance                                $ 1,128,082    $ 1,418,276
                                                    -----------    -----------
                                                    -----------    -----------

                            (CONTINUED ON NEXT PAGE)

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


NOTE 5 - MAILING LISTS (CONTINUED)

                                                         1995           1996
                                                         ----           ----
    Purchased mailing lists:
      Beginning balance                             $   131,877    $   499,514
      Additions                                         367,637          5,494
                                                    -----------    -----------
                                                        499,514        505,008
                                                    -----------    -----------

      Less accumulated amortization:
        Beginning balance                                60,001         98,745
        Current amortization                             38,744         65,753
                                                    -----------    -----------
                                                         98,745        164,498
                                                    -----------    -----------

      Ending balance                                $   400,769    $   340,510
                                                    -----------    -----------
                                                    -----------    -----------

On July 1, 1995, Terri N. Hess sold various lists of names to the Company for $322,000, or approximately $0.50 per name. These names previously had been made available to the Company at no cost even though the names had value to the Company. The purchase price was offset against unsecured loans made to that stockholder. At December 25, 1996, the remaining unpaid amount was $32,588.


NOTE 6 - NOTES PAYABLE

Notes payable consist of the following:

                                                         1995           1996
                                                         ----           ----
    Unsecured note payable to a partnership,
    interest only at 11% payable monthly, due
    January 1998.                                     $ 152,930      $ 152,930

    Unsecured note payable to an individual,
    interest only at 11% payable monthly, due
    January 1998.                                       125,000         50,000

    Bank line of credit, secured by substantially
    all Company assets under the loan agreement.
    Interest at prime plus two percentage points
    payable monthly, due July 1997.  Borrowings
    are guaranteed by the majority stockholder and
    a company owned by the majority stockholder.         99,000        200,000

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


NOTE 6 - NOTES PAYABLE (CONTINUED)

                                                         1995           1996
                                                         ----           ----
    Note payable to an individual, secured by
    30,000 shares of the Company's common
    stock, interest at 10% plus principal payments
    of $8,333 payable monthly, due July 1996.         $  58,333      $    -

    Unsecured note payable to an individual,
    payable in monthly installments of $1,007,
    including interest at 10%, due December 2000.        47,372         39,685

    Unsecured note payable to trust, payable in
    monthly installments of $1,234, including
    interest at 11%, due April 1998.                     40,000         19,323

    Unsecured notes payable to an individual and
    a trust, payable in monthly installments totaling
    $1,797, including interest at 10%, due
    January 1998.                                        38,956         22,061

    Unsecured notes payable to an individual,
    payable in monthly installments of $997,
    including interest at 10%, due January 1998.         21,600         11,338

    Note payable to an individual, secured by
    5,000 shares of the Company's common stock,
    interest at 10% plus principal payments of
    $1,389 payable monthly, due May 1996.                 6,944           -

    Note payable to bank, secured by automobile,
    monthly payment of $232 including interest,
    due August 1997.                                      4,199           -
                                                      ---------      ---------
                                                        594,334        495,337
    Less current maturities                             241,579        254,632
                                                      ---------      ---------
                                                      $ 352,755      $ 240,705
                                                      ---------      ---------
                                                      ---------      ---------

The following schedule summarizes the aggregate maturities of the notes payable at December 25, 1996:

                       YEAR ENDING DECEMBER         AMOUNT
                       --------------------         ------

                               1997                $ 254,632
                               1998                  218,893

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996

                               1999                   10,363
                               2000                   11,449
                                                   ---------
                                                   $ 495,337
                                                   ---------
                                                   ---------

NOTE 7 - COMMON STOCK SUBJECT TO REDEMPTION

As part of the President and Chief Operating Officer's employment agreement, he was granted an option to purchase 1,120,000 shares of common stock at $1.43 per share (as adjusted for subsequent stock splits). The option to purchase these shares expires on October 1, 2000. The Company is obligated to repurchase these shares in the event of the termination of his employment for any reason. The amount of such repurchase will be based upon the number of shares tendered and the then book value or trading price per share, recent public offering price per share or the Company's annual net earnings per share.

In addition, as part of the Vice President Operations and New Technology officer's incentive stock repurchase agreement, he was granted 560,000 shares of common stock (as adjusted for subsequent stock splits). The Company is obligated to repurchase these shares based upon a formula related to the then fair market value of the shares, and depending upon the circumstances of his termination.


NOTE 8 - CAPITAL LEASES PAYABLE

Obligations under capital leases represent the present value of future net minimum lease payments under agreements with a cost of $55,650 and $139,100 and accumulated depreciation of $16,153 and $34,855 as of December 27, 1995, and December 25, 1996, respectively.

The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 27, 1995, and December 25, 1996:

                       YEAR ENDING DECEMBER            1996
                       --------------------            ----

                                1997                 $ 51,450
                                1998                   30,186
                                1999                   26,845
                                                     --------

     Total minimum lease payments                     108,481
     Less amount representing interest                 18,033
                                                     --------

     Present value of net minimum lease payments       90,448
     Less current maturities                           40,600
                                                     --------

     Non-current maturities                          $ 49,848
                                                     --------
                                                     --------


NOTE 9 - PREFERRED STOCK

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996

During December 1995, 60,630 shares of $10 par value, non-voting Series A Convertible Preferred Stock were issued pursuant to a private placement memorandum. The stock is entitled to receive annual dividends of 8% of the par value on a cumulative basis when, as and if declared by the Board of Directors, and is convertible into shares of the Company's Common Stock, no par value, on a one-to-one
NOTE 9 - PREFERRED STOCK (CONTINUED)

basis. Note holders converted $526,300 of their debt into Preferred Stock and the Company received $26,391 of cash, net of stock offering costs, which was used to provide additional working capital.

During August 1996, 180,000 shares of Preferred Stock were designated as Series B Convertible Preferred Stock.

The Company has the right to redeem the stock at any time after the third, fourth and fifth anniversary of the date of purchase. In addition, the stock is to be converted automatically into Common Stock, at the then applicable conversion price, upon the closing of a sale of the Company's Common Stock pursuant to a public offering greater than $1,000,000.


NOTE 10 - RECAPITALIZATION

During December 1995, the Company amended its Articles of Incorporation to increase Common Stock from 1,000,000 shares to 10,000,000 shares, and it authorized Preferred Stock of 10,000,000 shares. Also as of that date, a 16-for-1 Common Stock split was declared.

During April 1996, the Articles of Incorporation increased the authorized Common Stock from 10,000,000 shares to 25,000,000 shares. 200,000 shares of Preferred Stock were designated as Series A Convertible Preferred Stock. Also as of that date, a 7-for-1 Common Stock split was declared.

Common Stock has been restated retroactively to reflect the above transactions. Also, earnings per share have been computed taking into account the changes in stock, shares authorized and stock splits.

The following is a summary of the restatements:

                                            OUTSTANDING SHARES OF COMMON STOCK
                                            ----------------------------------
                                            HISTORICAL BASIS    RESTATED BASIS
                                            ----------------    --------------
     Balance, December 30, 1993, and
       December 28, 1994                          100,000         11,200,000
     Issuance of Common Stock                      12,500          1,400,000
     Recapitalization                           1,687,500               -
     Stock subject to redemption                 (240,000)        (1,680,000)
                                               ----------         ----------
     Balance, December 27, 1995                 1,560,000         10,920,000
                                               ----------         ----------
                                               ----------         ----------

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


NOTE 11 - EMPLOYEE STOCK OPTION PLAN

The Company has adopted an employee stock option plan (the "Plan"). Under the Plan, all full-time employees of the Company with at least three months of service are eligible to receive grants of options intended to qualify as incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended). An aggregate of 1,000,000 shares has been reserved for issuance under the Plan.

The Plan is administered by the Compensation Committee on behalf of the Board of Directors. The Committee has the authority, subject to the terms of the Plan, to determine the terms of options granted under the Plan, including among other things, the employees to be granted options, the number of shares subject to such option, the exercise price of options and the dates options become exercisable. The exercise price of an option may not be less than 100% of the fair market value of the Common Stock on the day of the grant. The exercise price of any share covered by an option granted to a person owning more than 10% of the voting power of all classes of stock of the Company cannot be less than 110% of the fair market value on the day of the grant. 195,706 shares were outstanding under this Plan at December 25, 1996.

Pursuant to Financial Accounting Standard No. 123, the following information is set forth:

     Options outstanding, beginning of year                      1,120,000

     Options granted, less terminations of 30,191 shares           495,706
                                                                ----------

     Options outstanding, end of year
       (1,148,000 of which were exercisable)                     1,615,706
                                                                ----------
                                                                ----------

     Fair value per share on grant date of
       stock awarded to employees                               $1.14-$3.00

                         WEIGHTED
                         AVERAGE          EXERCISE         OPTIONS
       OPTIONS           REMAINING         PRICE        EXERCISABLE AT
     OUTSTANDING     CONTRACTUAL LIFE      RANGE       DECEMBER 25, 1996
     -----------     ----------------     --------     -----------------

      1,120,000          3.75 Years         $1.43          1,120,000

        300,000          10.0 Years         $3.00               -

        195,706       2.5-4.5 Years      $1.14-$3.00          28,000
      ---------                                            ---------

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


      1,615,706                                            1,148,000
      ---------                                            ---------
      ---------                                            ---------


NOTE 11 - EMPLOYEE STOCK OPTION PLAN (CONTINUED)

                                                           1995          1996
                                                           ----          ----

     Net income (loss)                As reported       $ 121,173     $(165,829)
                                                        ---------     ---------
                                                        ---------     ---------

                                      Pro forma         $ (54,736)    $(400,804)
                                                        ---------     ---------
                                                        ---------     ---------

     Net income (loss) per share      As reported       $    0.01     $   (0.01)
                                                        ---------     ---------
                                                        ---------     ---------

                                      Pro forma         $    0.01     $   (0.03)
                                                        ---------     ---------
                                                        ---------     ---------

     Compensation cost recognized     Pro forma         $  80,080     $ 408,185
                                                        ---------     ---------
                                                        ---------     ---------

Purchasers of Series A Convertible preferred Stock who voluntarily converted their shares of Series A Convertible Preferred Stock into shares of Common Stock received a warrant to purchase seven shares of Common Stock for each ten shares of Preferred Stock converted. The warrants have an exercise price of $1.43 per share and expire on May 23, 1999. Warrants to purchase 28,000 shares of Common Stock were outstanding as of December 25, 1996.


NOTE 12 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                           1995          1996
                                                           ----          ----

     Current tax expense - California                   $     800     $     800
     Deferred tax expense (benefit) - federal              77,432       (74,296)
     Deferred tax expense (benefit) - California           29,688       (20,496)
                                                        ---------     ---------
                                                        $ 107,920     $ (93,992)
                                                        ---------     ---------
                                                        ---------     ---------

The tax provision differs from the amount that would result from applying the highest statutory rate to income before taxes because of the effect of certain permanent tax differences, as explained below:

                                                           1995          1996
                                                           ----          ----

     Tax at highest federal statutory rate              $  77,892     $ (88,339)

     Net effect of California tax                          14,062       (15,432)

     Permanent differences:

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


       Meals and entertainment                              9,897          7,107
       Officers' life insurance                             1,796          2,672
       Net operating loss carryforward limitations          4,273           -
                                                        ---------     ---------

     Provision for income taxes                         $ 107,920     $ (93,992)
                                                        ---------     ---------
                                                        ---------     ---------

NOTE 12 - INCOME TAXES (CONTINUED)

The major components of deferred tax assets and liabilities consist of the following:

                                                           1995          1996
                                                           ----          ----
     Deferred tax assets:
       Net operating loss carryforward                 $  256,965    $  500,513
       California tax                                      62,730        54,554
       Depreciation                                        24,032        41,139
                                                      -----------   -----------
                                                          343,727       596,206
                                                      -----------   -----------
     Deferred tax liabilities:
       Prepaid marketing expense                         (523,199)     (555,230)
       Mailing list development costs                    (488,462)     (614,114)
                                                      -----------   -----------
                                                       (1,011,661)   (1,169,344)
                                                      -----------   -----------
                                                      $  (667,934)  $  (573,138)
                                                      -----------   -----------
                                                      -----------   -----------
     Federal and state deferred taxes:
       Current                                        $  (484,722)  $  (514,584)
       Long-term                                         (183,212)      (58,554)
                                                      -----------   -----------
                                                      $  (667,934)  $  (573,138)
                                                      -----------   -----------
                                                      -----------   -----------

The Company has available approximately $1,200,000 and $450,000 of federal and California net operating loss carryforwards, respectively, which can be used to offset future taxable income until their expiration in the years ending through 2010.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENT

The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 25, 1996:

                       YEAR ENDING DECEMBER         AMOUNT
                       --------------------         ------

                               1997               $ 152,400
                               1998                 153,600
                               1999                 188,800
                               2000                  16,000
                                                  ---------
                                                  $ 510,800
                                                  ---------
                                                  ---------

                              DECHTAR DIRECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
           Fiscal Years Ended December 27, 1995 and December 25, 1996


Rent expense totaled $145,463 and $163,695 for 1995 and 1996, respectively.


NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

SALES TAX EXAMINATION

The Company currently is being audited by the California State Board of Equalization and is in the process of appealing a proposed assessment of approximately $150,000. Management believes that any sales tax liability imposed by the State of California will have immaterial effect upon its financial condition and results of operations because its contracts with its customers permit it to seek reimbursement of such tax. Therefore, no provision for a liability has been provided for in the financial statements.


NOTE 14 - SUBSEQUENT EVENTS

The Company's offering of its Common Stock, as registered with the Securities and Exchange Commission, became effective on February 6, 1997. Deferred stock offering costs of $425,508 will be charged against the proceeds of the public offering.