Form 10QSB
period 1997-03-31
DECHTAR DIRECT INC
filed 1997-05-13
CIK 1008850

                          U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549
                                          FORM 10-QSB

                 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                 THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 1997

                                             OR
                /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                                  THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to

                               Commission File No.  0-28818

                                 DECHTAR DIRECT INC.
                                 (Exact name of small business issuer
                                 as specified in its charter)

                     California                              94-3100168
              (State or other jurisdiction of             (IRS Employer
               incorporation or organization)           Identification Number)

                  245 Eleventh Street, San Francisco, CA         94103
                  (Address of principal executive offices)     (Zip Code)

           Issuer's telephone number, including area code:  (415) 863-3005

             Former fiscal year ended on the fourth Wednesday in December
                (Former name, former address and former fiscal year,
                              if changed since last report.)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   \X\             No   \   \

                 As of April 30, 1997, there were issued and outstanding
                   12,887,000 shares of common stock of the issuer.

                                 DECHTAR DIRECT INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                          Page No.

         Balance Sheet at March 31, 1997...............................   1

         Statements of Income for the Three
         Months Ended March 31, 1997 and
         March 27, 1996................................................   3

         Statements of Cash Flows for the
         Three Months Ended March 31, 1997
         and March 27, 1996............................................   4

         Notes to Financial Statements.................................   6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations................   7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   8

Item 2.  Changes in Securities.........................................   8

Item 3.  Defaults Upon Senior Securities...............................   8

Item 4.  Submission of Matters to a Vote of
              Security Holders.........................................   8

Item 5.  Other Information.............................................   8

Item 6.  Exhibits and Reports on Form 8-K..............................   8

                            PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                                 DECHTAR DIRECT INC.
                              BALANCE SHEET (UNAUDITED)

                                        ASSETS

                                                                     MARCH 31,
                                                                       1997
                                                                     ---------
CURRENT ASSETS:

    Cash                                                            $  65,992
    Accounts receivable, net                                          516,921
    Due from affiliates                                               698,955
    Prepaid marketing expense                                       1,204,955
    Prepaid expenses                                                   17,424
                                                                    ---------

         Total current assets                                       2,504,247

PROPERTY AND EQUIPMENT, NET                                           901,505

OTHER ASSETS:

    Mailing list development costs, net                             1,463,822
    Purchased mailing lists, net                                      324,072
    Deferred stock offering costs                                     672,595
    Deposits                                                           37,142
    Other assets                                                        2,181
                                                                    ---------

         Total other assets                                         2,499,812
                                                                    ---------

         Total assets                                              $5,905,564
                                                                    ---------
                                                                    ---------








                   See accompanying notes to financial statements.

                                 DECHTAR DIRECT INC.
                              BALANCE SHEET (UNAUDITED)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     MARCH 31,
                                                                       1997
                                                                    ----------
CURRENT LIABILITIES:

    Notes payable                                                 $    582,351
    Note payable, stockholder                                           11,377
    Capital leases                                                      35,941
    Accounts  payable and accrued expenses                           2,074,425
    Deferred income taxes                                              483,373
                                                                    -----------

         Total current liabilities                                   3,187,467

NOTES PAYABLE                                                           30,158

CAPITAL LEASES                                                          45,172

DEFERRED INCOME TAXES                                                   82,631

DEFERRED REVENUE                                                       746,937

COMMON STOCK SUBJECT TO REDEMPTION,
    1,680,000 SHARES AT MARCH 31, 1997                                   5,033

STOCKHOLDERS' EQUITY:
    Common stock, 25,000,000 shares authorized,
         11,207,000 shares issued and outstanding at
         March 31, 1997                                                433,626
    Preferred stock A, $10 par value, 10,000,000
         shares authorized, 58,130 shares issued and
         outstanding at March 31, 1997                                 474,478
    Preferred stock B, $3 par value, 300,000 shares
         authorized, 180,000 shares issued and
         outstanding at March 31, 1997                                 533,978
    Retained earnings                                                  366,084
                                                                    -----------

         Total stockholders' equity                                  1,808,166
                                                                    -----------

         Total liabilities and stockholders' equity                 $5,905,564
                                                                    -----------
                                                                    -----------

                   See accompanying notes to financial statements.

                                  DECHTAR DIRECT INC.
                          STATEMENTS OF INCOME (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                   MARCH 31,          MARCH 27,
                                                     1997               1996
                                                  -----------        -----------
Revenue                                           $2,224,807         $2,302,734

Cost of revenue                                    1,356,096          1,561,398
                                                  -----------        -----------

Gross profit                                         868,711            741,336

Selling, general and
    administrative expense                           875,677            730,017
                                                  -----------        -----------

Income (loss) from operations                         (6,966)            11,319

Interest expense, net                                 17,242             15,924
                                                  -----------        -----------

Net loss before income taxes                         (24,208)            (4,605)

Benefit for income taxes                              (7,136)            (2,302)
                                                  -----------        -----------

Net loss                                          $  (17,072)        $   (2,303)
                                                  -----------        -----------
                                                  -----------        -----------

Net loss per share                                    $(0.00)            $(0.00)
                                                        ----               ----
                                                        ----               ----

Weighted average common
    shares outstanding                             13,473,723         13,082,043
                                                  -----------        -----------
                                                  -----------        -----------





                   See accompanying notes to financial statements.

                                  DECHTAR DIRECT INC.
                         STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                    ----------------------------
                                                      MARCH 31,       MARCH 27,
                                                        1997            1996
                                                    -----------     ------------

CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
    Net loss                                       $   (17,072)    $    (2,303)
    Adjustments to reconcile net cash
    provided by operating activities:
         Depreciation and amortization:
              Mailing list development costs            79,629          59,842
              Purchased mailing lists                   16,438          16,438
              Property and equipment                    52,457          47,361
         Deferred income taxes                          (7,136)         (2,302)
         Bad debts                                       2,000           1,250
    (Increase) decrease in operating assets:
         Accounts receivable                            (7,191)        (12,500)
         Due from affiliates                           (17,264)       (449,694)
         Prepaid marketing expense                      76,034        (234,244)
         Prepaid expenses                                 (404)         37,340
         Deposits                                       (2,952)         (4,562)
Increase (decrease) in operating liabilities:
         Accounts  payable and accrued expenses        286,660         630,204
         Deferred revenue                              (35,623)         84,511
                                                     ---------      ----------
              Net cash provided by operating
                 activities                            425,576         171,341
                                                     ---------      ----------

CASH FLOWS USED FOR
INVESTING ACTIVITIES:
    Costs for development of mailing lists            (125,175)       (122,533)
    Payments to acquire property and equipment         (88,952)        (60,559)
    Advances to stockholder                            (21,211)         (6,508)
    Costs for purchases of mailing lists                   -            (5,494)
    Payments to acquire other assets                       -              (936)
                                                     ---------      ----------
       Net cash used for investing activities         (235,338)       (196,030)
                                                     ---------      ----------
                                                     ---------      ----------



                   See accompanying notes to financial statements.

                                   DECHTAR DIRECT INC.
                   STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


                                                         THREE MONTHS ENDED
                                                     ---------------------------
                                                       MARCH 31,     MARCH 27,
                                                         1997          1996
                                                     -----------   -------------

CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:
    Proceeds from notes payable                       $ 130,000     $     -
    Payments on notes payable                           (12,828)      (135,994)
    Payments on capital leases                           (9,333)        (2,462)
    Proceeds from issuance of preferred stock,
         net of $0 and $55,906 respectively,
         of stock offering costs                          4,000        115,354
   Common stock issuance costs                         (247,088)       (39,430)
                                                     -----------   -------------
   Net cash used for financing activities              (135,249)       (62,532)
                                                     -----------   -------------
Net increase (decrease) in cash                          54,989        (87,221)

Cash at beginning of period                              11,003        194,329
                                                     -----------   -------------

Cash at end of period                               $    65,992    $   107,108
                                                     -----------   -------------
                                                     -----------   -------------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
    Interest paid                                   $    13,042    $     8,909
                                                     -----------   -------------
                                                     -----------   -------------

    Income taxes paid                               $       -      $       -
                                                     -----------   -------------
                                                     -----------   -------------









                   See accompanying notes to financial statements.

                                  DECHTAR DIRECT INC.
                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 THREE MONTHS ENDED MARCH 27, 1996 AND MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, and the interim results of operations and cash flows for the three months then ended. Certain reclassifications have been made in the financial statements for the period ended March 27, 1996, to conform to the March 31, 1997, presentation.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements included in the Company's special financial report on Form 10-KSB for the year ended December 25, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted for purposes of the financial statements. These quarterly financial statements should be read in conjunction with the financial statements, including notes thereto, for the year ended December 25, 1996.

The results of operations for the three-month periods herein presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - CHANGE  IN FISCAL YEAR

On March 17, 1997, the Board of Directors changed the Company's fiscal year to a calendar year. As a result, reporting for the quarter ending March 31, 1997, includes the days December 26, 1996, through March 31, 1997. The change in fiscal year has no material effect on the Company's balance sheet, statements of income and statements of cash flows for the periods ending March 31, 1997, and March 27, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. These statements refer to, among other things, liquidity and capital expenditures and are subject to risks and uncertainties. Factors that could cause the Company's actual results to differ materially from management's projections, estimates and expectations include, but are not limited to, success and timing of the Company's current public offering of securities, amount and timing of expenditures associated with such public offering, and the factors identified under "Risk Factors--Business Risks" in the Company's prospectus dated February 6, 1997.

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 27, 1996

Total revenues for the first three months of 1997 were approximately $2.2 million, a decrease of 3% from revenues of $2.3 million for the first three months of 1996. Catalog request program revenues decreased 3%, from $1.02 million to $994,000, due primarily to a decrease in the quantity of catalogs mailed by the Company. Catalog ad space revenues decreased 36%, from $134,000 to $86,000, primarily because of the same decrease in catalog circulation. Agency services revenues increased 4%, from $958,000 to $999,000, as a result of increased consulting and order processing revenue offset in part by a decrease in print brokerage volume. List rental revenue decreased $47,000, from $155,000 to $108,000, due primarily to a decrease in average client order size. Other revenues increased 6%, from $36,000 to $38,000, due primarily to increases in audiotext advertising sales.

Cost of revenues decreased 13%, from approximately $1.56 million for the first three months of 1996 to $1.36 million for the first three months of 1997, while gross profit margins increased from 32% in 1996 to 38% in 1997. Margins increased in the first three months of 1997 primarily because of an increase in consulting and order processing revenues, and a decrease in printing brokerage revenues.

Selling, general and administrative expense increased 20% from $730,000 for the first three months of 1996 to $876,000 for the first three months of 1997. This was attributable primarily to increases in payroll expense and professional fees.

The Company incurred a net loss of $17,072 for the first three months of 1997 compared to net loss of $2,303 for the first three months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased 20% from $4.9 million as of March 27, 1996, to $5.9 million as of March 31, 1997, while total liabilities increased 11% from $3.7 million as of March 27, 1996, to $4.1 million as of March 31, 1997. Current assets decreased $114,000, or 4%, from March 27, 1996, to March 31, 1997, while current liabilities increased $367,000, or 13%. Total working capital remained negative, declining by $480,000 from a negative $203,000 as of March 27, 1996, to a negative $683,000 as of March 31, 1997. This was attributable to an increase in the current portion of notes payable.

Total stockholders' equity rose approximately 47% from $1.2 million as of March 27, 1996, to $1.8 million as of March 31, 1997, primarily as a result of the
sale of Series B Convertible Preferred Stock.   The Company's debt-to-equity
ratio improved from 3.0 as of March 27, 1996, to 2.3 as of March 31, 1997.

The Company has no material capital expenditure commitments as of March 31, 1997. However, the Company expects that its capital expenditures will increase as the Company's employee base continues to grow. The Company expects to be able to fund its working capital requirements with a combination of cash flows from operations, normal trade credit, debt and equity financing arrangements and continued use of lease financing.



                             PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

- Not Applicable -


ITEM 2.     CHANGES IN SECURITIES

- Not Applicable -


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

- Not Applicable -


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- Not Applicable -


ITEM 5.     OTHER INFORMATION

- Not Applicable -


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - None -

    (b) A current report on Form 8-K was filed on March 28, 1997, reflecting the change in fiscal year to a calendar year.

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DECHTAR DIRECT INC.


    Name                               Title                        Date
    ----                               -----                        ----



     /S/ Terri N. Hess          Chief Executive Officer         May 8, 1997
----------------------------
    Terri N. Hess




    /S/ Thomas L. Lackman       President, Chief Financial      May 8, 1997
----------------------------      Officer
    Thomas L. Lackman