Form 10QSB
period 1997-06-30
DECHTAR DIRECT INC
filed 1997-08-14
CIK 1008850

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-QSB

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                               THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1997

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

                          Yes   \X\             No   \   \

               As of July 31, 1997, there were issued and outstanding
                12,887,000 shares of common stock of the issuer.

                               DECHTAR DIRECT INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . .                Page No.

     Balance Sheet at June 30, 1997 . . . . . . . . . . . . . . . . .         1

     Statements of Income for the Three-Month
     and the Six-Month Periods Ended June 30, 1997
     and June 26, 1996  . . . . . . . . . . . . . . . . . . . . . . .         3


     Statements of Cash Flows for the
     Six Months Ended June 30, 1997
     and June 26, 1996  . . . . . . . . . . . . . . . . . . . . . . .         4

     Notes to Financial Statements  . . . . . . . . . . . . . . . . .         6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . .             7


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .         8


Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . .         9

Item 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . .         9

Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . . . . . . .         9

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . .         9

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .         9

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                               DECHTAR DIRECT INC.
                            BALANCE SHEET (UNAUDITED)

                                     ASSETS

                                                          JUNE 30,
                                                            1997
                                                         -----------

CURRENT ASSETS:

   Cash                                                  $   190,875
   Accounts receivable, net                                  453,591
   Due from affiliates                                       653,715
   Prepaid marketing expense                               1,039,719
   Prepaid expenses                                           18,265
                                                         -----------
        Total current assets                               2,356,165

PROPERTY AND EQUIPMENT, NET                                  934,659

OTHER ASSETS:

   Mailing list development costs, net                     1,488,026
   Purchased mailing lists, net                              307,634
   Deferred stock offering costs                           1,002,362
   Deposits                                                   37,142
   Other assets                                                2,181
                                                         -----------
        Total other assets                                 2,837,345
                                                         -----------
        Total assets                                      $6,128,169
                                                         -----------
                                                         -----------


              See accompanying notes to financial statements.

                               DECHTAR DIRECT INC.
                            BALANCE SHEET (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                JUNE 30,
                                                                  1997
                                                              -----------
CURRENT LIABILITIES:

   Notes payable                                              $   572,701
   Note payable, stockholder                                       10,251
   Capital leases                                                  32,534
   Accounts  payable and accrued expenses                       2,617,952
   Deferred income taxes                                          417,052
                                                              -----------
        Total current liabilities                               3,650,490

NOTES PAYABLE                                                      26,620

CAPITAL LEASES                                                     38,879

DEFERRED REVENUE                                                  672,997

DEFERRED INCOME TAXES                                              60,971

COMMON STOCK SUBJECT TO REDEMPTION,
   1,680,000 SHARES AT JUNE 30, 1997                                5,033

STOCKHOLDERS' EQUITY:
   Common stock, 25,000,000 shares authorized,
        11,207,000 shares issued and outstanding at
        June 30, 1997                                             433,626

   Preferred stock A, $10 par value, 10,000,000
        shares authorized, 58,130 shares issued and
        outstanding at June 30, 1997                              474,478

   Preferred stock B, $3 par value, 300,000 shares
        authorized, 180,000 shares issued and
        outstanding at June 30, 1997                              533,978
   Retained earnings                                              231,097
                                                              -----------

        Total stockholders' equity                              1,678,212
                                                              -----------
        Total liabilities and stockholders' equity             $6,128,169
                                                              -----------
                                                              -----------



                 See accompanying notes to financial statements.

                               DECHTAR DIRECT INC.
                        STATEMENTS OF INCOME (UNAUDITED)


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                       ------------------------      -------------------------
                                         JUNE 30,     JUNE 26,        JUNE 30,      JUNE 26,
                                          1997          1996            1997          1996
                                       ----------    ----------      ----------    -----------
Revenue                                $2,040,109    $2,817,175      $4,264,916     $5,119,909

Cost of revenue                         1,404,509     2,002,468       2,760,605      3,563,866
                                       ----------    ----------      ----------    -----------
Gross profit                              635,600       814,707       1,504,311      1,556,043

Selling, general and
   administrative expense                 836,484       753,273       1,712,161      1,483,290
                                       ----------    ----------      ----------    -----------
Income (loss) from operations            (200,884)       61,434        (207,850)        72,753

Interest expense, net                      22,084        14,332          39,326         30,256
                                       ----------    ----------      ----------    -----------
Net income (loss) before income taxes    (222,968)       47,102        (247,176)        42,497

Provision (benefit) for income taxes      (87,981)       23,538         (95,117)        21,236
                                       ----------    ----------      ----------    -----------
Net income (loss)                      $ (134,987)   $   23,564    $   (152,059)    $   21,261
                                       ----------    ----------      ----------    -----------
                                       ----------    ----------      ----------    -----------
Net income (loss) per share              $(0.01)         $0.00          $(0.01)          $0.00
                                       ----------    ----------      ----------    -----------
                                       ----------    ----------      ----------    -----------
Weighted average common
   shares outstanding                  13,473,817    13,164,410      13,473,817     13,164,410
                                       ----------    ----------      ----------    -----------
                                       ----------    ----------      ----------    -----------


                 See accompanying notes to financial statements.

                          DECHTAR DIRECT INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                    --------------------------
                                                        JUNE 30,    JUNE 26,
                                                         1997          1996
                                                    ------------    ----------
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES:
   Net income (loss)                                $   (152,059)   $   21,261
   Adjustments to reconcile net cash
   provided by operating activities:
     Depreciation and amortization:
       Mailing list development costs                    163,125       125,128
       Purchased mailing lists                            32,877        32,877
       Property and equipment                            117,848        98,245
       Deferred income taxes (benefit)                   (95,118)       20,436
       Common stock issued as compensation                     -        10,500
       Preferred stock issued for services rendered            -        30,000
       Bad debts                                           2,500         2,500
     (Increase) decrease in operating assets:
       Accounts receivable                                55,639      (108,778)
       Due from affiliates                                27,977      (494,940)
       Prepaid marketing expense                         241,270      (580,735)
       Prepaid expenses                                   (1,245)       31,032
       Deposits                                           (2,952)       (4,585)
Increase (decrease) in operating liabilities:
   Accounts  payable and accrued expenses                830,187     1,088,744
   Deferred revenue                                     (109,563)       97,238
                                                    ------------    ----------
        Net cash provided by operating activities      1,110,486       368,923
                                                    ------------    ----------
CASH FLOWS PROVIDED BY (USED FOR)
INVESTING ACTIVITIES:
   Costs for development of mailing lists               (232,875)     (276,878)
   Payments to acquire property and equipment           (187,498)     (161,011)
   Payments from (advances to) stockholder               (22,337)       44,840
   Costs for purchases of mailing lists                   -             (5,495)
   Payments to acquire other assets                       -             (2,087)
                                                    ------------    ----------
        Net cash used for investing activities          (442,710)     (400,631)
                                                    ------------    ----------
                                                    ------------    ----------


                 See accompanying notes to financial statements.

                          DECHTAR DIRECT INC.
                STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

                                                             SIX MONTHS ENDED
                                                        -----------------------
                                                         JUNE 30,      JUNE 26,
                                                          1997           1996
                                                        ---------     ---------
CASH FLOWS PROVIDED BY (USED FOR)
FINANCING ACTIVITIES:

   Proceeds from notes payable                          $ 130,000     $ 100,000
   Payments on notes payable                              (26,016)     (265,887)
   Payments on capital leases                             (19,033)       (6,291)
   Proceeds from issuance of preferred stock,
        net of $0 and $47,529, respectively,
        of stock offering costs                             4,000       270,331
   Common stock issuance costs                           (576,854)     (118,150)
                                                        ---------     ---------
        Net cash used for financing activities           (487,903)      (19,997)
                                                        ---------     ---------
Net increase (decrease) in cash                           179,872       (51,705)

Cash at beginning of period                                11,003       194,329
                                                        ---------     ---------

Cash at end of period                                   $ 190,875     $ 142,624
                                                        ---------     ---------
                                                        ---------     ---------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
   Interest paid                                        $  38,857     $  29,788
                                                        ---------     ---------
                                                        ---------     ---------
   Income taxes paid                                    $     800     $     800
                                                        ---------     ---------
                                                        ---------     ---------


SUPPLEMENTAL DISCLOSURE OF NON-CASH
FINANCING  ACTIVITIES
   Preferred stock issued for services rendered         $      -      $  30,000
                                                        ---------     ---------
                                                        ---------     ---------
   Common stock issued as compensation                  $      -      $  21,000
                                                        ---------     ---------
                                                        ---------     ---------
   Converted preferred stock to common stock            $       -     $ 400,000
                                                        ---------     ---------
                                                        ---------     ---------

                 See accompanying notes to financial statements.

                               DECHTAR DIRECT INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 26, 1996 AND JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, and the interim results of operations and cash flows for the six months then ended. Certain reclassifications have been made in the financial statements for the period ended June 26, 1996, to conform to the June 30, 1997, presentation.

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

The results of operations for the six-month periods herein presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - CHANGE  IN FISCAL YEAR

On March 17, 1997, the Board of Directors changed the Company's fiscal year to a calendar year. As a result, reporting for the six-month period ended June 30, 1997, includes the days December 26, 1996, through June 30, 1997. The change in fiscal year has no material effect on the Company's balance sheet, statements of income and statements of cash flows for the six-month periods ending June 30, 1997, and June 26, 1996, respectively.

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

THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 26, 1996

For the three-month period ended June 30, 1997, total revenues decreased 28% to $2.0 million compared to $2.8 million for the three-month period ended June 26, 1996. Due to a decrease in the Company's catalog circulation, catalog request program revenues decreased 30%, from $1.1 million to $761,000, and catalog ad space revenues decreased 44%, from $313,000 to $176,000. Agency services revenues decreased 24% for the quarter, from $1.2 million to $927,000, primarily as a result of decreased print brokerage volume offset in part by increases in consulting and order processing fees. List rental revenue was approximately $138,000 in both quarters. Other revenues decreased 24%, from $49,000 to $38,000, due primarily to a decrease in audiotext advertising sales offset in part by an increase in Internet revenue from the Company's Web site.

Cost of revenues decreased 30%, from approximately $2.0 million for the three-month period ended June 26, 1996, to $1.4 million for the three-month period ended June 30, 1997. Gross profit margins increased from 29% in the second quarter of 1996 to 31% in the second quarter of 1997, primarily because of an increase in consulting and order processing revenues, which typically have higher margins, and a decrease in print brokerage revenues.

In the second quarter of 1997, selling, general and administrative expense increased 11% to $836,000 compared to $753,000 for the second quarter of 1996. This was attributable primarily to increases in payroll expense and travel costs.

The Company incurred a net loss of $134,987 for the three-month period ended June 30, 1997, compared to net income of $23,564 for the three-month period ended June 26, 1996.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 26, 1996

Total revenues for the first six months of 1997 were approximately $4.3 million, a decrease of 17% from revenues of $5.1 million for the first six months of 1996. Catalog request program revenues decreased 17%, from $2.1 million to $1.8 million, due primarily to a decrease in the quantity of catalogs mailed by the Company. Catalog ad space revenues decreased 41%, from $447,000 to $262,000, primarily because of the same decrease in catalog circulation. Agency services revenues decreased 12%, from $2.2 million to $1.9 million, as a result of a decrease in print brokerage volume, partially offset by increases in consulting and order processing fees. List rental revenue decreased 16%, from $293,000 to $246,000, due primarily to a decrease in average order size in the first three months of 1997. Other revenues decreased 11%, from $85,000 to $75,000, due primarily to decreases in audiotext advertising sales, offset in part by an increase in Internet revenues.

Cost of revenues decreased 23%, from approximately $3.6 million for the first six months of 1996 to $2.8 million for the first six months of 1997, while gross profit margins increased from 30% in 1996 to 35% in 1997. Margins increased in the first six months of 1997 primarily because of an increase in consulting and order processing revenues, which typically have higher margins, and a decrease in print brokerage revenues.

Selling, general and administrative expense increased 15% from $1.5 million for the first six months of 1996 to $1.7 million for the first six months of 1997. This was attributable primarily to increases in payroll expense and travel costs.

The Company incurred a net loss of $152,059 for the first six months of 1997 compared to net income of $21,261 for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased 8% from $5.6 million as of June 26, 1996, to $6.1 million as of June 30, 1997, while total liabilities increased 6% from $4.2 million as of June 26, 1996, to $4.4 million as of June 30, 1997. Current assets decreased $790,000, or 25%, from June 26, 1996, to June 30, 1997, while current liabilities increased $23,000, or 1%. Total working capital remained negative, declining by $813,000 from a negative $482,000 as of June 26, 1996, to a negative $1.3 million as of June 30, 1997. This was attributable to a decrease in prepaid marketing costs and an increase in the current portion of notes payable.

Total stockholders' equity rose approximately 16% from $1.5 million as of June 26, 1996, to $1.7 million as of June 30, 1997, primarily as a result of the sale
of Series B Convertible Preferred Stock.   The Company's debt-to-equity ratio
improved from 2.9 as of June 26, 1996, to 2.7 as of June 30, 1997.

The Company has no material capital expenditure commitments as of June 30, 1997. However, the Company expects that its capital expenditures will increase as the Company's employee base continues to grow. The Company expects to be able to fund its working capital requirements with a combination of cash flows from operations, normal trade credit, debt and equity financing arrangements and continued use of lease financing.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

- Not Applicable -

ITEM 2. CHANGES IN SECURITIES

- Not Applicable -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

- Not Applicable -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the stockholders of DechTar Direct, Inc. was held on April 22, 1997. An election was held for the six members of the Board of Directors, as authorized by the corporation's bylaws. The following individuals were unanimously elected to the Board of Directors:

   Terri Nicole Hess
   Thomas Lackman
   Brian Wright
   Melissa Shane
   Andrew August
   John Gibson

ITEM 5. OTHER INFORMATION

- Not Applicable -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits - None

   (b)  Reports on Form 8-K - None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DECHTAR DIRECT INC.


   Name                        Title                              Date
   ----                        -----                              ----



/S/ Terri N. Hess       Chief Executive Officer                August 11, 1997
---------------------
   Terri N. Hess




/S/ Thomas L. Lackman   President, Chief Financial Officer    August 11, 1997
---------------------
   Thomas L. Lackman