Form 10QSB
period 1997-09-30
DECHTAR DIRECT INC
filed 1997-11-13
CIK 1008850

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to_________

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

                                Yes \X\   No \ \

            As of October 31, 1997, there were issued and outstanding
                12,887,000 shares of common stock of the issuer.

                               DECHTAR DIRECT INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.

         Balance Sheet at September 30, 1997.............................  1

         Statements of Income for the Three-Month
         and the Nine-Month Periods Ended September 30, 1997
         and September 25, 1996..........................................  3

         Statements of Cash Flows for the
         Nine Months Ended September 30, 1997
         and September 25, 1996..........................................  4

         Notes to Financial Statements...................................  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................  8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................  10

Item 2.  Changes in Securities...........................................  10

Item 3.  Defaults Upon Senior Securities.................................  10

Item 4.  Submission of Matters to a Vote of
         Security Holders................................................  10

Item 5.  Other Information...............................................  10

Item 6.  Exhibits and Reports on Form 8-K................................  10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               DECHTAR DIRECT INC.
                            Balance Sheet (Unaudited)

                                     ASSETS

                                                                   September 30,
                                                                        1997
                                                                   -------------
Current assets:

     Cash                                                           $    7,702
     Accounts receivable, net                                          424,699
     Due from affiliates                                               622,755
     Prepaid marketing expense                                       1,043,360
     Prepaid expenses                                                   15,868
                                                                    ----------

         Total current assets                                        2,114,384

Property and equipment, net                                            919,448

Other assets:

     Mailing list development costs, net                             1,414,318
     Purchased mailing lists, net                                      291,196
     Deferred stock offering costs                                   1,093,501
     Deposits                                                           41,499
     Deferred income taxes                                                   0
     Other assets                                                        2,431
                                                                    ----------

         Total other assets                                          2,842,945
                                                                    ----------

         Total assets                                               $5,876,777
                                                                    ==========


                 See accompanying notes to financial statements.

                               DECHTAR DIRECT INC.
                            Balance Sheet (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 30,
                                                                        1997
                                                                   -------------
Current liabilities:

     Notes payable                                                  $   521,546
     Note payable, stockholder                                            8,422
     Capital leases                                                      28,224
     Accounts  payable and accrued expenses                           3,035,020
     Deferred income taxes                                              219,880
                                                                    -----------

         Total current liabilities                                    3,813,092

Notes payable                                                            24,245

Capital leases                                                           33,104

Deferred revenue                                                        633,500

Deferred income taxes                                                    35,461

Common stock subject to redemption,
     1,680,000 shares at September 30, 1997                               5,033

Stockholders' equity:
     Common stock, 25,000,000 shares authorized,
         11,207,000 shares issued and outstanding at
         September 30, 1997                                             433,626
     Preferred stock A, $10 par value, 10,000,000
         shares authorized, 58,130 shares issued and
         outstanding at September 30, 1997                              474,478
     Preferred stock B, $3 par value, 300,000 shares
         authorized, 180,000 shares issued and
         outstanding at September 30, 1997                              533,978
     Retained earnings                                                 (109,740)
                                                                    -----------

         Total stockholders' equity                                   1,332,342
                                                                    -----------

         Total liabilities and stockholders' equity                 $ 5,876,777
                                                                    ===========

                 See accompanying notes to financial statements.

                                         DECHTAR DIRECT INC.
                                  Statements of Income (Unaudited)

                                             Three Months Ended               Nine Months Ended
                                             ------------------               -----------------
                                          Sept. 30,       Sept. 25,       Sept. 30,       Sept. 25,
                                            1997            1996            1997            1996
                                        ------------    ------------    ------------    ------------

Revenue                                 $  1,722,072    $  1,906,321    $  5,988,576    $  7,026,230

Cost of revenue                            1,396,882       1,490,179       4,214,810       5,054,045
                                        ------------    ------------    ------------    ------------

Gross profit                                 325,190         416,142       1,773,766       1,972,185

Selling, general and
   administrative expense                    791,393         527,446       2,504,451       2,010,736
                                        ------------    ------------    ------------    ------------

Income (loss) from operations               (466,203)       (111,304)       (730,685)        (38,551)

Interest expense, net                         25,219          19,945          63,683          50,201
                                        ------------    ------------    ------------    ------------

Net income (loss) before income taxes       (491,422)       (131,249)       (794,368)        (88,752)

Provision (benefit) for income taxes        (216,944)         49,277        (312,062)         28,041
                                        ------------    ------------    ------------    ------------

Net income (loss)                       $   (274,478)   $    (81,972)   $   (482,306)   $    (60,711)
                                        ============    ============    ============    ============

Net income (loss) per share             $      (0.01)   $       0.00    $      (0.01)   $       0.00
                                        ============    ============    ============    ============

Weighted average common
     shares outstanding                   13,473,848      13,216,089      13,473,848      13,216,089
                                        ============    ============    ============    ============

                 See accompanying notes to financial statements.


                               DECHTAR DIRECT INC.
                      Statements of Cash Flows (Unaudited)

                                                          Nine Months Ended
                                                     --------------------------
                                                      Sept. 30,      Sept. 25,
                                                         1997           1996
                                                     -----------    -----------
Cash flows provided by (used for)
operating activities:
   Net income (loss)                                 $  (482,306)   $   (60,711)
   Adjustments to reconcile net cash
   provided by operating activities:
     Depreciation and amortization:
       Mailing list development costs                    247,725        200,673
       Purchased mailing lists                            49,315         49,311
       Property and equipment                            184,768        151,557
       Deferred income taxes (benefit)                  (312,062)       (28,841)
       Common stock issued as compensation                  --           21,000
       Preferred stock issued for services rendered         --           30,000
       Bad debts                                           2,500          2,500
   (Increase) decrease in operating assets:
     Accounts receivable                                  99,472       (183,748)
     Due from affiliates                                  58,936       (366,805)
     Prepaid marketing expense                           388,170         14,284
     Prepaid expenses                                      1,152         22,613
     Deposits                                             (7,309)        (5,168)
   Increase (decrease) in operating liabilities:
     Accounts  payable and accrued expenses            1,096,456        170,995
     Deferred revenue                                   (149,060)       454,998
                                                     -----------    -----------
       Net cash provided by operating activities       1,177,757        472,658
                                                     -----------    -----------

Cash flows provided by (used for)
investing activities:
   Costs for development of mailing lists               (274,777)      (482,600)
   Payments to acquire property and equipment           (239,207)      (316,349)
   Payments from (advances to) stockholder               (24,166)        60,010
   Costs for purchases of mailing lists                     --           (5,495)
   Payments to acquire other assets                         (250)        (2,087)
                                                     -----------    -----------
       Net cash used for investing activities           (538,400)      (746,521)
                                                     -----------    -----------

                                   (CONTINUED)

                 See accompanying notes to financial statements.

                               DECHTAR DIRECT INC.
                Statements of Cash Flows (Unaudited) - continued

                                                            Nine Months Ended
                                                         ----------------------
                                                          Sept. 30,   Sept. 25,
                                                            1997        1996
                                                         ---------    ---------
Cash flows provided by (used for)
financing activities:
   Proceeds from notes payable                           $  90,000    $ 400,000
   Payments on notes payable                               (39,547)    (386,436)
   Payments on capital leases                              (29,118)     (18,072)
   Payments on notes payable, shareholder                     --        (12,000)
   Proceeds from issuance of preferred stock,
     net of $0 and $47,529, respectively,
     of stock offering costs                                 4,000      490,830
   Common stock issuance costs                            (667,993)    (306,926)
                                                         ---------    ---------
   Net cash used for financing activities                 (642,658)     167,396
                                                         ---------    ---------
Net increase (decrease) in cash                             (3,301)    (106,467)

Cash at beginning of period                                 11,003      194,329
                                                         ---------    ---------

Cash at end of period                                    $   7,702    $  87,862
                                                         =========    =========

Supplemental Disclosures of
Cash Flow Information:
   Interest paid                                         $  80,570    $  72,161
                                                         =========    =========

   Income taxes paid                                     $     800    $     800
                                                         =========    =========

Supplemental Disclosure of Non-Cash
Financing  Activities:
   Preferred stock issued for services rendered          $    --      $  30,000
                                                         =========    =========

   Common stock issued as compensation                   $    --      $  21,000
                                                         =========    =========

   Converted preferred stock to common stock             $    --      $ 400,000
                                                         =========    =========

                 See accompanying notes to financial statements.

                               DECHTAR DIRECT INC.

                    Notes to Financial Statements (Unaudited)
                   For the Three and Nine Month Periods Ended
                    September 25, 1996 and September 30, 1997

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared from the records of the Company without audit and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, and the interim results of operations and cash flows for the nine months then ended. Certain reclassifications have been made in the financial statements for the period ended September 25, 1996, to conform to the September 30, 1997, presentation.

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

The results of operations for the nine-month periods herein presented are not necessarily indicative of the results to be expected for the full year.


Note 2 - Change  in Fiscal Year

On March 17, 1997, the Board of Directors changed the Company's fiscal year to a calendar year. As a result, reporting for the nine-month period ended September 30, 1997, includes the days December 26, 1996, through September 30, 1997. The change in fiscal year has no material effect on the Company's balance sheet, statements of income and statements of cash flows for the nine-month periods ending September 30, 1997, and September 25, 1996, respectively.


Note 3 - Correction of Error

During the third quarter of 1997, it was discovered that certain 1996 printing costs for catalogs had not been billed to the Company or recorded on the Company's books. Correction of this error has the effect of restating retained earnings and other balance sheet amounts as follows:

RETAINED EARNINGS AT BEGINNING OF YEAR

As previously reported, December 26, 1996                             $ 383,156

Understatement of accounts payable and accrued expenses                (150,800)

Overstatement of current portion of deferred income tax liability        71,580

Understatement of long-term deferred income tax liability               (65,843)

Understatement of accounts receivable                                    14,941

Understatement of prepaid marketing expense                             150,541

Overstatement of mailing list development costs                         (31,009)
                                                                      ---------

Retained earnings as adjusted, December 31, 1996                        372,566

Net income, September 30, 1997                                         (482,306)
                                                                      ---------

Retained earnings at September 30, 1997                               $(109,740)
                                                                      =========

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

Three Months Ended September 30, 1997, Compared to Three Months Ended September 25, 1996

Total revenues for the three-month period ended September 30, 1997, decreased 10% to $1.7 million compared to $1.9 million for the three-month period ended September 25, 1996, primarily due to a disruption in the Company's catalog mailing schedule. The disruption was caused during the quarter when the Company's primary printing vendor unexpectedly modified previously available credit terms following a change of ownership. This event required the Company to seek a new printer on short notice for its Fall mailing campaign at a time of year when few catalog printers have schedule availability. In addition, the Company's secondary printer broker filed Chapter 11 bankruptcy during the quarter, further delaying the Company's catalog mailing schedule. These events contributed to a decrease in the Company's catalog circulation. Resulting catalog request program revenues decreased 42%, from $883,000 to $513,000 for the quarter. Catalog advertising space revenues decreased 65%, from $225,000 to $78,000, due to the reduced catalog mailings. Agency services revenues increased 66% for the quarter, from $602,000 to $1.0 million, primarily as a result of increases in consulting fees, order processing fees and print brokerage revenue. List rental revenue decreased 34% for the quarter from $132,000 to $87,000 due to a drop in new names related to declines in catalog circulation and space advertising. Other revenues decreased 32%, from $64,000 to $43,000, due primarily to a decrease in audiotext advertising sales, offset in part by an increase in Internet revenue.

Cost of revenues decreased 6%, from approximately $1.5 million for the three-month period ended September 25, 1996, to $1.4 million for the three-month period ended September 30, 1997. Gross profit margins decreased from 22% in the third quarter of 1996 to 19% in the third quarter of 1997, due primarily to fluctuations in sales mix.

In the third quarter of 1997 selling, general and administrative expense increased 50% to $791,000 compared to $527,000 for the third quarter of 1996. This primarily was due to increases in payroll expense and professional fees.

The Company incurred a net loss of $274,478 for the three-month period ended September 30, 1997, compared to a net loss of $81,972 for the three-month period ended September 25, 1996.

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 25, 1996

Total revenues for the first nine months of 1997 were approximately $6.0 million, a decrease of 15% from revenues of $7.0 million for the first nine months of 1996. Catalog request program revenues decreased 24%, from $3.0 million to $2.3 million, due primarily to a decrease in the quantity of catalogs mailed by the Company, as explained above. Catalog advertising space revenues decreased 54%, from

$746,000 to $340,000, primarily because of a 33% decrease in catalog circulation and a 16% decrease in space advertising. Agency services revenues increased 8%, from $2.7 million to $2.9 million, as a result of increases in brokered advertising space revenue, consulting fees and order processing fees, partially offset by a decrease in print brokerage volume. List rental revenue decreased 21%, from $425,000 to $334,000, due to a drop in new names related to declines in catalog circulation and space advertising. Other revenues decreased 21%, from $149,000 to $119,000, due primarily to decreases in audiotext advertising sales, offset in part by an increase in Internet revenues.

Cost of revenues decreased 17%, from approximately $5.1 million for the first nine months of 1996 to $4.2 million for the first nine months of 1997, while gross profit margins increased from 28% in 1996 to 30% in 1997, due to changes in the sales mix, including decreases in catalog program revenues and increases in agency services revenues.

Selling, general and administrative expense increased 25% from $2.0 million for the first nine months of 1996 to $2.5 million for the first nine months of 1997. This was attributable primarily to increases in payroll expense, telephone and travel costs.

The Company incurred a net loss of $482,306 for the first nine months of 1997 compared to a net loss of $60,711 for the first nine months of 1996.

Liquidity and Capital Resources

Total assets increased 8% from $5.4 million as of September 25, 1996, to $5.9 million as of September 30, 1997, while total liabilities increased 19% from $3.8 million as of September 25, 1996, to $4.5 million as of September 30, 1997. Current assets decreased $337,000, or 14%, from September 25, 1996, to September 30, 1997, while current liabilities increased $1,126,000, or 42%. Total working capital remained negative, declining by $1.5 million from a negative $235,000 as of September 25, 1996, to a negative $1.7 million as of September 30, 1997. This was attributable to an increase in accounts payable and accrued expenses and a decrease in prepaid marketing costs.

Total stockholders' equity decreased approximately 16% from $1.6 million as of September 25, 1996, to $1.3 million as of September 30, 1997, primarily as a result of operating losses incurred during 1997. The Company's debt-to-equity ratio increased from 2.4 as of September 25, 1996, to 3.4 as of September 30, 1997.

The Company has no material capital expenditure commitments as of September 30, 1997.

Due to significant operating losses and the inability to secure debt or equity financing on acceptable terms during the first nine months of 1997, the Company's working capital has declined to a negative $1.7 million. The Company anticipates that it will not be able to fund its working capital requirements solely from cash flows from operations during the fourth quarter of 1997 and through 1998. Therefore, the Company is seeking new debt and equity financing, including its in-progress public offering and negotiations with other potential sources of equity capital. There can be no assurance that the Company will be successful in obtaining adequate financing. Failure to obtain such financing could have a material adverse effect upon the Company's business, results of operations and financial condition.

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


DECHTAR DIRECT INC.


     Name                                Title                       Date
     ----                                -----                       ----

/S/ Terri N. Hess        Chief Executive Officer               November 11, 1997
-----------------
  Terri N. Hess




/S/ Thomas L. Lackman    President, Chief Financial Officer    November 11, 1997
---------------------
   Thomas L. Lackman